Form 10QSB
period 1999-09-30
BUSINESS PLAN EXCHANGE INC
filed 1999-11-12
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999
-----------------------------------------------------------------

                    BUSINESS PLAN EXCHANGE INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4067173
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


1 ROCKEFELLER PLAZA - SUITE 1600
NEW YORK, NEW YORK                            10020
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number             (212) 265-4600
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of September 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        1,000,000

Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .7
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BUSINESS PLAN EXCHANGE, INC.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of September 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Plan Exchange, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Graf Repetti & Co., LLP
Dated: New York, New York
       September 11, 1999

                 BUSINESS PLAN EXCHANGE INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Sept. 30, 1999   June 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $6,795          $7,190
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $6,795          $7,190
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $6,795          $7,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      3,125           2,113
                                   _________         ________
Total Current Liabilities             3,125           2,113
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     3,125           2,113

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,003,200 Shares                     1,003           1,003
Additional Paid in Capital           28,077          20,177
Deficit Accumulated During the
Development Stage                   (25,410)        (16,103)
                                   _________        ________

Total Stockholders' Equity            3,670         ( 5,077)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $6,795          $7,190

The accompanying notes and accountant's report are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         Sept. 30                 June 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,000       N/A          2,100        N/A
 Legal                2,500                    7,100
 Rent (Note 2)          900                      900
 Filing Fee              12                       13
 Contributed Svcs     4,500                    5,250
 Other Start Up Costs   245                      540
 Office Supplies        150                      200
                    ________   _______       ________   ________

NET LOSS             (9,307)      N/A        (16,103)      N/A

DEFICIT - BEGINNING
  OF PERIOD         (16,103)

DEFICIT - END
 OF PERIOD          (25,410)

NET LOSS PER SHARE     (.01)                   (.02)

Weighted Average
  Number of Shares
  Outstanding        1,003,200               918,665



The accompanying notes and accountant's report are an integral part of these financial statements.

                  BUSINESS PLAN EXCHANGE, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            Sept. 31, 1999       Sept. 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (9,307)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital by
   Contributed Shareholders for:
   Rent                              900
   Contributed Services            4,500
   Legal Services                  2,500
 Changes in Assets and
 Liabilities:
   Increase in Accrued Expenses    1,012
                                 ________          ________

Total Adjustments                  8,912              N/A

Net Cash Used in
Operating Activities              (  395)

Net Change in Cash                     0              N/A

Cash at Beginning of Period        7,190

Cash at End of Period             $6,795

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                    BUSINESS PLAN EXCHANGE, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  DESCRIPTION OF COMPANY

BUSINESS PLAN EXCHANGE, INC., ("the Company") is a for profit corporation incorporated under the laws of the State of Delaware on March 17, 1999.

The Company is a developmental stage company and currently has no material operations. The directors have determined that the Company should become active in seeking potential business opportunities with the intent to acquire or merge with such businesses.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 100 square feet of space for its executive offices at One Rockefeller Plaza, New York, NY which it receives from one of its shareholders at no cost. The fair market value for the office, which the Company receives from one of its shareholders at no cost, is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 3 - NET LOSS PER SHARE

                          For the three months
                                Ended
                           Sept. 30, 1999
                          -------------------
      Net Loss per share       $(0.01)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 1999 no revenue and a net loss from operations of ($25,410). As of September 30, 1999, the Company had a net shareholders' equity of $3,670.

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with development of its operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 5 - CONTRIBUTED SERVICES

On March 16, 1999 two of the Company's officers, who are also directors, began rendering services in their capacity as officers on behalf of the Company at no cost. No amounts are attributable to directors' fees. The fair market value is $1,000 per month for one officer and $500 per month for the other. The officers are contributing their services to the Company and do not expect to be reimbursed for these services in the future. Therefore, the amounts are not accrued. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Substantial dilution would result as the total outstanding shares of the Company would be combined with that of any subsequently merged or acquired entity. The resulting entity would therefore have a greater amount of shareholders resulting in dilution to the Company's current shareholders. Additionally, there will likely be a change in control of the Company as current management would not be in a position to actively participate in an newly merged or acquired company of whose business plan or operations current management would have little knowledge of.

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states.

Once the Company has acquired or merged with another entity, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

Any targeted alliance or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates a merger transaction, the Company believes that there will be a change in control in the
Company.   The Company believes that any merger would include the
new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The Company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. However, at this time there is no immediate serious potential for the Company to
acquire or merge with any business.   There is no formal existing
corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.
The Company's current officers, directors and affiliates have not used in the past any particular consultants or advisers on a regular basis. At the current time, the Company does not foresee hiring any independent consultants to assist the company in its search for a merger or business opportunities.

The Company at this time does not have any preliminary agreements or understandings for the purpose of providing any consulting services. The Company will consider paying consultant or finders' fees to its principal shareholders on the same basis that it would pay any outside consultant or finder's fee.



YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem.
Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. The Company at this time does not have any operations which it believes will be affected by the Y2K problem.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUSINESS PLAN EXCHANGE, INC.
(Registrant)
Date: November 10, 1999

/s/ Shane H. Sutton
--------------------------
President