Form 10QSB
period 1999-12-31
BUSINESS PLAN EXCHANGE INC
filed 2000-02-14
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1999
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        1,003,200

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BUSINESS PLAN EXCHANGE, INC.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of December 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Plan Exchange, Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       February 11, 2000

                 BUSINESS PLAN EXCHANGE INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Dec. 31, 1999   June 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $  695          $7,190
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $  695          $7,190
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $  695          $7,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      1,786           2,113
                                   _________         ________
Total Current Liabilities             1,786           2,113
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     1,786           2,113

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,003,200 Shares                     1,003           1,003
Additional Paid in Capital           33,477          20,177
Deficit Accumulated During the
Development Stage                   (35,571)        (16,103)
                                   _________        ________

Total Stockholders' Equity           (1,091)         ( 5,077)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $  695          $7,190

The accompanying notes and accountant's report are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          Dec. 31                Sept. 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A          1,000        N/A
 Legal                4,000                    2,500
 Rent (Note 2)          900                      900
 Filing Fee              11                       12
 Contributed Svcs     4,500                    4,500
 Other Start Up Costs     0                      245
 Office Supplies          0                      150
                    ________   _______       ________   ________

NET LOSS            (10,161)      N/A        ( 9,307)      N/A


NET LOSS PER SHARE     (.01)                   (.02)

Weighted Average
  Number of Shares
  Outstanding        1,003,200               918,665



The accompanying notes and accountant's report are an integral part of these financial statements.

                  BUSINESS PLAN EXCHANGE, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            Dec. 31, 1999       Dec. 31, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(10,161)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital by
   Contributed Shareholders for:
   Rent                              900
   Contributed Services            4,500
 Changes in Assets and
 Liabilities:
   Decrease in Accrued Expenses   (1,339)
                                 ________          ________

Total Adjustments                  4,061              N/A

Net Cash Used in
Operating Activities              (6,100)

Net Change in Cash                (6,100)             N/A

Cash at Beginning of Period        6,795

Cash at End of Period             $  695

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                    BUSINESS PLAN EXCHANGE, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999

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


NOTE 3 - NET LOSS PER SHARE

                         For the three months
                                Ended
                            Dec. 31, 1999
                          -------------------
      Net Loss per share       $(0.01)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 1999 no revenue and a net loss from operations of ($35,571). As of December 31, 1999, the Company had a net shareholders' deficit of $1,091.

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

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 1999 no revenue and a net loss from operations of ($35,571). As of December 31, 1999, the Company had a net shareholders' deficit of $1,091.

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



BUSINESS PLAN EXCHANGE, INC.
(Registrant)
Date: February 14, 2000

/s/ Shane H. Sutton
--------------------------
President