Form 10QSB
period 2000-03-31
BUSINESS PLAN EXCHANGE INC
filed 2000-05-22
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of March 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        1,068,200

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


Graf Repetti & Co., LLP
Dated: New York, New York
       February 11, 2000

                 BUSINESS PLAN EXCHANGE INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 March 31, 2000    June 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0          $7,190
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $7,190
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $7,190

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      1,550           2,113
                                   _________         ________
Total Current Liabilities             1,550           2,113
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     1,550           2,113

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,068,200 Shares                     1,068           1,003
Additional Paid in Capital          107,312          20,177
Deficit Accumulated During the
Development Stage                  (109,930)        (16,103)
                                   _________        ________

Total Stockholders' Equity           (1,550)        ( 5,077)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $7,190

The accompanying notes and accountant's report are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          March 31              September 30
                     2000         1999       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A          1,000        N/A
 Legal                2,500                    2,500
 Rent (Note 2)          900                      900
 Filing Fee              14                       12
 Contributed Svcs -
   Note 5             4,500                    4,500
 Consultants expense-
   Note 6            65,000                       -
 Other Start Up Costs   195                      245
 Office Supplies          0                      150
                    ________   _______       ________   ________

NET LOSS            (74,359)      N/A        ( 9,307)      N/A

Deficit - Beginning
 of period          (35,571)                 (16,103)

Deficit - End of
 period            (109,930)                 (25,410)
                    ________   _______       ________   ________

NET LOSS PER SHARE     (.11)                   (.01)

Weighted Average
  Number of Shares
  Outstanding      1,046,057                1,003,200



The accompanying notes and accountant's report are an integral part of these financial statements.

                  BUSINESS PLAN EXCHANGE, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            March 31, 2000      March 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(74,359)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Capital stock issued for
   Contributed services - Note 6  65,000
 Additional Paid in Capital by
   Contributed Shareholders for:
   Rent                              900
   Contributed Services            4,500
   Legal Services                  2,500
   Payment of accounts payable     1,000
Changes in Assets and
 Liabilities:
   Decrease in Accrued Expenses    ( 236)
                                 ________          ________
Total Adjustments                 73,664              N/A

Net Cash Used in
Operating Activities              (  695)

Net Change in Cash                (  695)             N/A

Cash at Beginning of Period          695
Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                    BUSINESS PLAN EXCHANGE, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1999

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


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices. The fair market value of the 100 square foot office at One Rockefeller Plaza, New York, NY is $300.00 per month. The fair market value for the office, which the Company receives from one of its shareholders at no cost, is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 3 - NET LOSS PER SHARE

                         For the three months
                                Ended
                            March 31, 2000
                          -------------------
      Net Loss per share       $(0.11)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to March 31, 2000 no revenue and a net loss from operations of ($109,930).
As of March 31, 2000, the Company had a net shareholders' deficit of $(1,550).

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


NOTE 6 - CONSULTANTS EXPENSE

On February 1, 2000, 65,000 shares of stock of the Company were issued to eleven consultants for services rendered in attempting to locate a potential merger candidate and for the company's business development. The fair market value of the services rendered was $65,000, which was recognized as an expense upon issuance of the stock.

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

The Company in February 2000 retained various consultants for the purpose of advising the Company on its efforts to locate a merger candidate and on the Company's business development. As the Company does not have any liquid assets, credit line or cash to compensate these consultants, the Company offered shares of common stock in the Company as payment. Registration of these shares were exempt pursuant to S-8 of the Securities Act of 1933.

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



BUSINESS PLAN EXCHANGE, INC.
(Registrant)
Date: May 19, 2000

/s/ Shane H. Sutton
--------------------------
President