Form 10KSB
period 2000-06-30
BUSINESS PLAN EXCHANGE INC
filed 2000-10-26
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10KSB

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

           Voting Common Stock   1,068,200 shares

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X       No_______

As of June 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock  1,068,200 shares

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

BUSINESS PLAN EXCHANGE INC., (the "Company"), was organized in
March 1999 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company abandoned its original business plan after it was determined that it could not effectively implement its idea based on factors related to competition and cost. The Company's directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company has begun to consider and investigate potential business opportunities. Potential operating business and business opportunities encompass ventures which the Company believes would create an opportunity for profit, growth and a return on investment to the Company's shareholders. Such opportunities would consist of entities possessing innovative ideas, business plans and the potential for growth. At this time however, the Company has targeted internet marketplaces for the purpose of creating a business opportunity.

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

The Company has voluntarily filed a registration statement on Form 10-12G in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.


Item 2.  Description of Property

The company's administrative offices are located at 1 Rockefeller Plaza, Suite 1600, New York, New York. The Company's office is utilized as a base to explore and contact potential business opportunities and to service the Company's administrative needs. The Company is allowed to utilize this office space at no charge by one of the Company's shareholders. The company does not own any significant properties.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.



                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of June 30, 2000, there were approximately 250 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

At this time, the Company does not foresee the need to issue additional shares of common stock. However, in the event a merger or acquisition is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement. The large amount of authorized but unissued stock was part of previous management's plan to compensate consultants with shares of the Company's common stock in exchange for the services of potential consultants.

At the present time, there is no market in the Company's securities. The Company's securities are not listed on any equity exchange. The Company has submitted a Form 15(c)2-11 with the NASD for the purpose of obtaining a trading symbol and to have its common stock listed on the OTC-Bulletin Board. The Company advises that there is no guarantee that it will be able to have its common stock listed on the OTC-Bulletin Board or that the NASD shall issue a trading symbol. The Company believes that by obtaining a trading symbol for its shares of common stock, it shall be better able to attract a potential business opportunity. A trading market may at such time exist for the company's common stock however such a market would be highly illiquid and the Company's stock would be characterized as a penny stock.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or enter into an alliance with an operating business entity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company.

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

During the next 12 months, the Company will require additional capital principally to meet its operational costs and its general and administrative expenses. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue during the next twelve (12) months. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

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

The Company intends to provide its shareholders with complete disclosure documentation, including audited financial statements, regarding any target company and its business prior to the consummation of any merger or acquisition.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Business Plan Exchange, Inc.

We have audited the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of June 30, 2000 and the related statements of loss, cash flows and shareholders' equity, for the year then ended, and from March
17, 1999 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Plan Exchange Inc., as of June 30, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf & Repetti & Co., LLP
New York, New York
October 17, 2000


                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2000 AND JUNE 30, 1999

                                     As of             As of
                                June 30, 2000      June 30, 1999
                               ---------------------------------

Current Assets
 Cash                               $      0          $   7,190
 Other Current Assets                      0                  0
                                   ----------        -----------
  Total Current Assets              $      0          $   7,190

  Total Assets                      $      0          $   7,190


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                   $      0          $       0
 Accrued Expenses                      2,933              2,113
                                   ----------        -----------
 Total Current Liabilities          $  2,933          $   2,113

 Total Liabilities                  $  2,933          $   2,113

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 12,000,000 Shares;
   Issued and Outstanding 1,003,200
    Shares as of June 30, 1999;                           1,003
   Issued and Outstanding 1,068,200
    Shares as of June 30, 2000;        1,068

 Additional Paid in Capital          122,762             20,177
 Deficit Accumulated During
  the Development Stage             (126,763)           (16,103)
                                    ---------         ----------
 Total Stockholders' (Deficit)
    Equity                            (2,933)             5,077

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
                 FOR THE YEAR ENDED JUNE 30, 2000
        AND FROM MARCH 17, 1999 (INCEPTION) TO JUNE 30, 1999


                               For the Year       For the Year         From
                                  Ended              Ended         Inception to
                              June 30, 2000      June 30, 1999    June 30, 2000
                              -------------      -------------    -------------
TOTAL REVENUES:                $      0            $      0         $      0
                                ----------         ----------       ----------

OPERATING EXPENSES:
Accounting                        3,800                2,100           5,900
Legal                            19,000                7,100          26,100
Rent - Note 2                     3,600                  900           4,500
Filing Fee                           50                   13              63
Contributed Services - Note 5    18,000                5,250          23,250
Office Supplies                     465                  200             665
Other Start Up Costs                745                  540           1,285
                                ----------           ----------     ----------

Total Operating Expenses        110,660               16,103         126,763
                                ----------           ----------     ----------

Operating Loss                $(110,660)            $(16,103)       (126,763)
                                ----------           ----------     ----------

NET LOSS                      $(110,660)            $(16,103)       (126,763)

NET LOSS PER SHARE            $   (0.11)              $(0.02)         $(0.13)
                                ----------           ----------     ----------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          1,030,017             918,665        1,004,827
                                ----------           ----------     ----------

The accompanying notes are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED JUNE 30, 2000 AND
        FROM MARCH 17, 1999 (INCEPTION) TO JUNE 30, 2000

                              For the Year             From
                                  Ended            Inception to
                              June 30, 2000        June 30, 2000
                              -------------        -------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                         $(110,660)          $(126,763)
                                -----------          ----------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
 Capital stock issued for
 contributed services  - Note 6
 Additional paid in capital
 contributed by shareholders for:
   Rent                             3,600                4,500
   Contributed Services            18,000               23,250
   Legal Services                  15,000               20,000
   Payments of accounts payable     1,050                1,050

Changes in Assets and Liabilities:
 Increase in Accrued Expenses         820                2,933
                                 ---------           ----------

Total Adjustments                  38,470               51,733
                                 ---------           ----------
Net Cash Used in
Operating Activities              (72,190)             (75,030)
                                 ---------           ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Insurance of
  Common Stock                     65,000               75,030

Net Cash Provided by
Financing Activities               65,000               75,030
                                 ---------           ----------

Net Change in Cash                 (7,190)                   0

Cash at Beginning of Period         7,190                    0

Cash at End of Period                   0                    0
                                 ---------           ----------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense            $     0              $     0
                                 ---------           ----------
  Corporate Taxes                 $     0              $     0
                                 ---------           ----------

The accompanying notes are an integral part of these financial statements.


                      BUSINESS PLAN EXCHANGE INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION TO JUNE 30, 1999




                                                         Total
                  COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                  SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
               ----------------------------------------------------------------

  ISSUANCE OF
  200 Shares
  March 18, 1999       200    $    0       $    0       $    0    $     0

  ISSUANCE OF
  1,003,000
  Shares
  March 30, 1999 1,003,000     1,003            0            0      1,003

  NET LOSS
  FOR THE
  PERIOD FROM
  INCEPTION TO
  JUNE 30, 1999          0         0       20,177      (16,103)     4,074
               ----------------------------------------------------------------
  BALANCE
  JUNE 30, 1999  1,003,200   $ 1,003      $20,177     $(16,103)   $ 5,077

  ISSUANCE OF
  65,000 SHARES     65,000        65            0            0         65

  NET LOSS FOR THE
  YEAR ENDED
  JUNE 30, 2000          0         0      102,585     (110,660)    (8,075)
               ----------------------------------------------------------------
  BALANCE -
  JUNE 30, 2000  1,068,200     1,068      122,762     (126,763)    (2,933)
               ================================================================

The accompanying notes are an integral part of these financial statements.


                    BUSINESS PLAN EXCHANGE INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: BUSINESS PLAN EXCHANGE, INC., (the "Company") is a for-profit corporation incorporated under the laws of the State of Delaware on March 17, 1999. The Company is a developmental stage company and currently has no material operations. The directors have determined that the Company should become active in seeking potential business opportunities with the intent to acquire or merge with such businesses.

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


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive office. The fair market value of the 100 square foot office at One Rockefeller Plaza, New York, New York is $300.00 per month. Use of this office space began April 1, 1999. The fair market value for the office, which the Company receives from one of its shareholders at no cost, is reflected as an expense with a corresponding credit to additional paid-in capital.


NOTE 3 - EARNINGS PER SHARE

                             From Inception       For the Year
                                  To                 Ended
                             June 30, 2000        June 30, 2000
                          -------------------    ---------------
      Net Loss per share       $(0.13)               $(0.11)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 2000 no revenue and a net loss from operations of $126,763. As of June 30, 2000, the Company had a net shareholders' deficit of ($2,933).

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.



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


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financial transactions consisting of the cost of contributed services, rent and other start-up costs and the related additional paid in capital contributed by shareholders have been included in the accompanying financial statements at a value of $37,600 for the year ended June 30, 2000 and $48,750 for the period from March 17, 1999 (inception) to June 30, 2000.


NOTE 7 - SUBSEQUENT EVENT

On August 8, 2000, the Board of Directors approved a 5:1 stock split effective immediately.

                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Shane H. Sutton       52    President and Director    Brother of
                                                     David Sutton
David Sutton          58    Secretary-Treasurer       Brother of
                            and Director             Shane Sutton
Peter Moulinos        32    Director and Officer          None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Shane Sutton was born in Melbourne, Australia, and obtained a BC.E., degree in 1969 and an LL.B. degree in 1972 from Monash University. He is admitted to practice law in the Australian jurisdictions of Victoria, New South Wales and the High Court of Australia, as well as those in the State of New York and the United States District Court for the Southern and Eastern Districts of New York. In 1975, he established the firm of Henty Sutton & Kelly in Melbourne Australia which specialized in real estate and financial joint ventures. In 1982, he worked with Bear Stearns to establish the first Australian Fund which achieved assets of AUD$750 million. Since then, he has actively been engaged in taking companies public, handling mergers and acquisitions between both foreign and domestic companies, creating capital funding mechanisms and opportunities for small and mid-sized entities, supervising investor relations. During the past five years, Shane Sutton has acted as an attorney specializing in business, employment and corporate law and also assisting development stage companies in developing their operations and counseling them on their organization. He has also been involved in the start-up and development of internet companies by implementing their business plans and by assisting them in locating sources for funding.

David Sutton resides in Sydney, Australia. He has a B.Com., ASA, ACIS and is a member of the Australian Stock Exchange. He has spent his entire career in brokering, investment banking and investment management. He is chairman of Hudson Securities, a member firm of the Australian Stock Exchange. Mr. Sutton is appointed to the Board of Directors of Hudson Timber and Hardware Limited, Reef Mining NL, Hudson Resources Ltd., Hudson Properties Ltd., Imperial Mining NL, Hudson Mining Ltd., Hudson Securities Pty Ltd., and Pacific Capital Assets Ltd. He was also the founding partner of McNab Clarke & Co., which later became C.S. First Boston.

Peter Moulinos is an attorney admitted to practice law in the State of New York having graduated from New York Law School in 1994. He also possesses a BBA degree in Finance and has additional experience in the capital markets industry and in the foreign exchange currency markets. During the past five years, Mr. Moulinos has worked closely with Shane Sutton in the areas of business, employment and corporate law and also in assisting development stage companies in the same manner as Shane Sutton.

Each of the present officers of the Company began their tenure in March 1999 at the inception of the Company.

The current officers of the Company intend to promote one other blank check entity entitled "Infobooth Inc.". In the event conflicts of interest arise, then management intends to advise the Board of Directors and to seek their consultation as to how such conflict may be resolved.

The Company's current promoters and management have not engaged or been involved with any previous blank check offerings.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.


Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended June 30, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

The payment of compensation to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement. Additionally, the repayment of loans to the officers and directors of the Company is not a condition that the target company must agree to prior to the consummation of a merger or acquisition agreement.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended June 30, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Carrytide Pty Ltd.             333,334                    33.23%
Paddington, Australia

Karela Giselle Pty Ltd.        333,333                    33.23%
Sydney, Australia

Providence Int'l Pty           333,333                    33.23%
Anguilla

Peter Moulinos                     100                    00.01%
New York, New York

Shane Henty Sutton                 100                    00.01%
New York, New York

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 1,003,200 shares of common stock outstanding on June 30, 2000.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended June 30, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Company uses office space at the Law Office of Shane Henty Sutton, P.C., at 1 Rockefeller Plaza, Suite 1600, New York, New York, which it receives from one of its shareholders at no cost. This office space is used by management to conduct its business affairs, to identify and to communicate with possible merger or business alliance candidates. Once a merger or business acquisition has taken place, alternative arrangements will be sought.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended June 2000, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended June 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Business Plan Exchange, Inc.
----------------------------
(Registrant)
Date: October 26, 2000

By: /s/ Shane H. Sutton
    -------------------
    President