Form 10QSB
period 2000-09-30
BUSINESS PLAN EXCHANGE INC
filed 2001-02-08
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of September 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        3,124,6000

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BUSINESS PLAN EXCHANGE, INC.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of September 30, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Plan Exchange, Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       February 6, 2001

                 BUSINESS PLAN EXCHANGE INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 Sept. 30, 2000   June 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0          $    0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,825           2,933
                                   _________         ________
Total Current Liabilities             2,825           2,933
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,825           2,933

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,068,200 Shares as of                               1,068
 June 30, 2000; Outstanding
 3,124.600 Shares as of
 September 30, 2000                   3,215
Additional Paid in Capital          130,485         122,762
Deficit Accumulated During the
Development Stage                  (136,525)       (126,763)
                                   _________        ________

Total Stockholders' Equity           (2,825)        ( 2,933)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                        September 30             March 30
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0   $     0              0        N/A

OPERATING EXPENSES:
 Accounting             750     1,000            750        N/A
 Legal                2,500     2,500          2,500
 Rent (Note 2)          900       900            900
 Filing Fee              12        12             14
 Contributed Svcs -
   Note 5             4,500     4,500          4,500
 Consultants expense-
   Note 6               600         0         65,000
 Other Start Up Costs   500       245            195
 Office Supplies          0       150              0
                    ________   _______       ________   ________

NET LOSS            ( 9,762)   (9,307)       (74,359)      N/A

Deficit - Beginning
 of period         (126,763)  (16,103)       (35,571)

Deficit - End of
 period            (136,525)  (25,410)      (109,930)
                    ________   _______       ________   ________

NET LOSS PER SHARE     (.00)     (.01)          (.11)

Weighted Average
  Number of Shares
  Outstanding      3,211,230 1,003,200     1,046,057



The accompanying notes and accountant's report are an integral part of these financial statements.

                  BUSINESS PLAN EXCHANGE, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            Sept. 30, 2000      Sept. 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $( 9,762)          $(9,307)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Capital stock issued for
   Contributed services - Note 6     600                 0
 Additional Paid in Capital by
   Contributed Shareholders for:
   Rent                              900               900
   Contributed Services            4,500             4,500
   Legal Services                  2,500             2,500
   Other startup expenses            500                 0
   Payment of accounts payable       870                 0
Changes in Assets and
 Liabilities:
   Decrease in Accrued Expenses    ( 108)
   Increase in Accrued Expenses                      1,012
                                 ________          ________
Total Adjustments                  9,762             8,912

Net Cash Used in
Operating Activities                   0              (395)

Net Change in Cash                     0                 0

Cash at Beginning of Period            0             7,190
Cash at End of Period             $    0             6,795

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                   $    0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                    BUSINESS PLAN EXCHANGE, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000

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


NOTE 3 - NET LOSS PER SHARE

                         For the three months
                                Ended
                            Sept. 30, 2000
                          -------------------
      Net Loss per share       $(0.00)




NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 2000 no revenue and a net loss from operations of ($136,525). As of September 30, 2000, the Company had a net shareholders' deficit of $(2,825).

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


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent, other start-up expense, payment of accounts payable and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $9,870.


NOTE 7 - STOCK SPLIT

On July 20, 2000, the Company's 1,068,200 shares of stock underwent a three for one stock split, resulting in 3,204,600 shares issued and outstanding.


NOTE 8 - CONSULTANT EXPENSE

On August 1, 2000, 10,000 shares of stock of the company were issued to a consultant for services rendered in July 2000. The fair market value of the services rendered was $600 which was recognized as an expense upon issuance of stock.

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

On July 20, 2000, the Company's 1,068,200 shares of stock underwent a three for one stock split, resulting in 3,204,600 shares issued and outstanding.


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



BUSINESS PLAN EXCHANGE, INC.
(Registrant)
Date: February 8, 2001

/s/ Shane H. Sutton
--------------------------
President