Form 10QSB
period 2000-12-31
BUSINESS PLAN EXCHANGE INC
filed 2001-02-15
CIK 1082519

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2000
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of December 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        3,214,600

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BUSINESS PLAN EXCHANGE, INC.
Wilmington, Delaware

We have reviewed the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of December 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Business Plan Exchange, Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       February 13, 2001

                 BUSINESS PLAN EXCHANGE INC.
                (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Dec. 31, 2000   June 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0          $    0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,838           2,933
                                   _________         ________
Total Current Liabilities             2,838           2,933
Other Liabilities                         0               0
                                   _________         ________
Total Liabilities                     2,838           2,933

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,068,200 Shares as of                               1,068
 June 30, 2000; Outstanding
 3,214.600 Shares as of
 December 30, 2000                    3,215
Additional Paid in Capital          139,135         122,762
Deficit Accumulated During the
Development Stage                  (145,188)       (126,763)
                                   _________        ________

Total Stockholders' Equity           (2,838)        ( 2,933)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
        CONDENSED STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                    For the 3 Mos Ended    For the 3 Mos Ended
                        December 31            September 30
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0   $     0              0   $    0

OPERATING EXPENSES:
 Accounting             750     1,000            750    1,000
 Legal                2,500     2,500          2,500    2,500
 Rent (Note 2)          900       900            900      900
 Filing Fee              13        12             14       12
 Contributed Svcs -
   Note 5             4,500     4,500          4,500    4,500
 Consultants expense-
   Note 6                 0         0         65,000        0
 Other Start Up Costs     0       245            195      245
 Office Supplies          0       150              0      150
                    ________   _______       ________  ________

NET LOSS            ( 8,663)   (9,307)       (74,359)  (9,307)

Deficit - Beginning
 of period         (126,763)                 (35,571)

Deficit - End of
 period            (136,525)                (109,930)
                    ________   _______       ________   ________

NET LOSS PER SHARE     (.00)     (.01)          (.11)

Weighted Average
  Number of Shares
  Outstanding      3,211,230 1,003,200     1,046,057



The accompanying notes and accountant's report are an integral part of these financial statements.

                  BUSINESS PLAN EXCHANGE, INC.
                (A Developmental Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                            Dec. 31, 2000       Dec. 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $( 8,663)         $(10,161)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:

 Additional Paid in Capital by
   Contributed Shareholders for:
   Rent                              900               900
   Contributed Services            4,500             4,500
   Legal Services                  2,500                 0
   Other startup expenses              0                 0
   Payment of accounts payable       750                 0
Changes in Assets and
 Liabilities:
   Decrease in Accrued Expenses                     (1,339)
   Increase in Accrued Expenses       13
                                 ________          ________
Total Adjustments                  8,663             4,061

Net Cash Used in
Operating Activities                   0            (6,100)

Net Change in Cash                     0            (6,100)

Cash at Beginning of Period            0             6,795
Cash at End of Period             $    0               695

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                 0
Corporate Taxes                   $    0                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                    BUSINESS PLAN EXCHANGE, INC.
                  (A Developmental Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

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
                             Dec. 31, 2000
                         --------------------

      Net Loss per share       $(0.00)




NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 2000 no revenue and a net loss from operations of ($145,188). As of December 31, 2000, the Company had a net shareholders' deficit of $(2,838).

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


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent, other start-up expense, payment of accounts payable and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $8,650.

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

In the event the Company acquires or merges with another entity, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

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



BUSINESS PLAN EXCHANGE, INC.
(Registrant)
Date: February 15, 2001

/s/ Shane H. Sutton
--------------------------
President