Form 10KSB
period 2001-06-30
BUSINESS PLAN EXCHANGE INC
filed 2001-08-09
CIK 1082519

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

                  Yes   X       No_______

As of June 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock 3,214,600 shares

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

BUSINESS PLAN EXCHANGE INC., (the "Company"), was organized in
March 1999 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company is a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.
Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states.

The Company is a voluntarily reporting company with the Securities and Exchange Commission in order to make information concerning itself readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of being a reporting company, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company is or will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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



                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of June 30, 2001, there were approximately 221 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a blank check company as defined by the Securities and Exchange Commission. The Company's principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or enter into an alliance with an operating business entity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Business Plan Exchange, Inc.

We have audited the accompanying balance sheet of Business
Plan Exchange, Inc., (a development stage company) as of June 30, 2001 and the related statements of loss, cash flows and shareholders' equity, for the year then ended, and from March
17, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Plan Exchange Inc., as of June 30, 2001, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Graf & Repetti & Co., LLP
New York, New York
August 8, 2001

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2001 AND JUNE 30, 2000

                                    As of             As of
                                June 30, 2001      June 30, 2000
                               ---------------------------------

Current Assets
 Cash                               $      0          $       0
 Other Current Assets                      0                  0
                                   ----------        -----------
  Total Current Assets              $      0          $       0

  Total Assets                      $      0          $       0


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                   $      0          $       0
 Accrued Expenses                      2,813              2,933
                                   ----------        -----------
 Total Current Liabilities          $  2,813          $   2,933

 Total Liabilities                  $  2,813          $   2,933

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 12,000,000 Shares;
   Issued and Outstanding 1,068,200
    Shares as of June 30, 2000;                           1,068
   Issued and Outstanding 3,214,600
    Shares as of June 30, 2001         3,215

 Additional Paid in Capital          164,537            122,762
 Deficit Accumulated During
  the Development Stage             (170,565)          (122,763)
                                    ---------         ----------
 Total Stockholders' (Deficit)
    Equity                            (2,813)            (2,933)

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
        FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
        AND FROM MARCH 17, 1999 (INCEPTION) TO JUNE 30, 1999

                               For the Year       For the Year        From
                                  Ended              Ended        Inception to
                              June 30, 2001      June 30, 2000   June 30, 2001
                              -------------      -------------   -------------
TOTAL REVENUES:                $      0            $      0        $      0
                                ----------         ----------      ----------

OPERATING EXPENSES:
Accounting                        3,550                3,800          9,450
Legal                            17,500               19,000         43,600
Rent - Note 2                     3,600                3,600          8,100
Filing Fee                           52                   50            115
Contributed Services - Note 5    18,000               18,000         41,250
Consultants Expense - Note 6        600                    0         65,600
Office Supplies                       0                  465            665
Other Start Up Costs                500                  745          1,785
                                ----------          ----------    ----------

Total Operating Expenses         43,802              110,660        170,565
                                ----------          ----------    ----------

Operating Loss                $( 43,802)           $(110,660)      (170,565)
                                ----------          ----------    ----------

NET LOSS                      $( 43,802)           $(110,660)      (170,565)

NET LOSS PER SHARE            $   (0.01)              $(0.11)        $(0.05)
                                ----------          ----------    ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          3,213,713            1,030,017     3,101,264
                                ----------          ----------    ----------

The accompanying notes are an integral part of these financial statements.

                   BUSINESS PLAN EXCHANGE, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000
        FROM MARCH 17, 1999 (INCEPTION) TO JUNE 30, 2000

                                 For the Year     For the Year        From
                                     Ended           Ended        Inception to
                                 June 30, 2001    June 30, 2000   June 30, 2000
                                 -------------    -------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                           $(43,802)        $(110,660)      $(170,565)
                                  -----------        ----------     -----------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
 Additional paid in capital
 contributed by shareholders for:
   Rent                               3,600             3,600           8,100
   Contributed Services              18,000            18,000          41,250
   Legal Services                    17,500            15,000          37,500
   Start up expenses                    500                 0             500
   Payments of accounts payable       3,722             1,050           4,772

Changes in Assets and Liabilities:
 Increase in Accrued Expenses          (120)              820           2,813
                                   ----------        ----------      ----------
Total Adjustments                    43,202            38,470          94,935
                                   ----------        ----------      ----------
Net Cash Used in
Operating Activities                   (600)          (72,190)        (75,630)
                                   ----------        ----------      ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Insurance of
  Common Stock                          600            65,000          75,630

Net Cash Provided by
Financing Activities                    600            65,000          75,630
                                   ----------        ----------      ----------

Net Change in Cash                   (    0)           (7,190)              0

Cash at Beginning of Period               0             7,190               0

Cash at End of Period                     0                 0               0
                                   ----------        ----------      ----------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense              $     0            $    0         $     0
                                   ----------        ----------      ----------
  Corporate Taxes                   $     0            $    0         $     0
                                   ----------        ----------      ----------

The accompanying notes are an integral part of these financial statements.


                      BUSINESS PLAN EXCHANGE INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION TO JUNE 30, 2001

                                                         Total
                  COMMON STOCK ISSUED    Additional   Accumulated Shareholders'
                  SHARES    PAR VALUE    Paid in Cap    Deficit     Equity
              ----------------------------------------------------------------

  ISSUANCE OF
  200 Shares
  March 18, 1999       200    $    0       $    0       $    0   $     0

  ISSUANCE OF
  1,003,000
  Shares
  March 30, 1999 1,003,000     1,003            0            0     1,003

  NET LOSS
  FOR THE
  PERIOD FROM
  INCEPTION TO
  JUNE 30, 1999          0         0       20,177      (16,103)    4,074
              ----------------------------------------------------------------
  BALANCE
  JUNE 30, 1999  1,003,200   $ 1,003      $20,177     $(16,103)  $ 5,077

  ISSUANCE OF
  65,000 SHARES     65,000        65            0            0        65

  NET LOSS FOR THE
  YEAR ENDED
  JUNE 30, 2000          0         0      102,585     (110,660)   (8,075)
              ----------------------------------------------------------------
  BALANCE -
  JUNE 30, 2000  1,068,200     1,068      122,762     (126,763)   (2,933)

  THREE FOR ONE
  STOCK SPLIT
  JULY 20, 2000  2,136,400     2,137       (2,137)           0         0

  ISSUANCE OF
  10,000 SHARES
  AUGUST 1, 2000    10,000        10          590            0       600

  NET LOSS FOR THE
  YEAR ENDED
  JUNE 30, 2001          0         0       43,322      (43,802)     (480)
              ----------------------------------------------------------------
  BALANCE -
  JUNE 30, 2001  3,214,600     3,215      164,537     (170,565)   (2,813)

              ================================================================

The accompanying notes are an integral part of these financial statements.


                    BUSINESS PLAN EXCHANGE INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001

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


NOTE 3 - EARNINGS PER SHARE

                             From Inception       For the Year
                                  To                 Ended
                             June 30, 2001        June 30, 2001
                          -------------------    ---------------
      Net Loss per share       $(0.05)               $(0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 2001 no revenue and a net loss from operations of $170,565. As of June 30, 2001, the Company had a net shareholders' deficit of ($2,813).

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


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financial transactions consisting of the cost of contributed services, rent and other start-up costs and the related additional paid in capital contributed by shareholders have been included in the accompanying financial statements at a value of $43,322 for the year ended June 30, 2001 and $92,072 for the period from March 17, 1999 (inception) to June 30, 2001.

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


Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended June 30, 2001, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

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

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended June 30, 2001.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Carrytide Pty Ltd.           1,000,002                    33.23%
Paddington, Australia

Karela Giselle Pty Ltd.        999,999                    33.23%
Sydney, Australia

Providence Int'l Pty           999,999                    33.23%
Anguilla

Peter Moulinos                     300                    00.01%
New York, New York

David Henty Sutton                  45                    00.00%
Sydney, Australia

Shane Henty Sutton                 300                    00.01%
New York, New York

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 3,235,470 shares of common stock outstanding on June 30, 2001.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended June 30, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended June 2001, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended June 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


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


Business Plan Exchange, Inc.
----------------------------
(Registrant)
Date: August 2, 2001

By: /s/ Shane H. Sutton
    -------------------
    President