Form 10QSB
period 2001-09-30
BUSINESS PLAN EXCHANGE INC
filed 2001-11-19
CIK 1082519

    As filed with the Securities and Exchange Commission on November 19, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                        Commission File Number 000-26859

                           BUSINESS PLAN EXCHANGE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       13-4067173
-------------------------------------                ---------------------------
   State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization                        Identification No.)

           1 Rockefeller Plaza - Suite 1600, New York, New York, 10020
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (212) 265-4600

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
          None                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     Number of shares outstanding of the registrant's class of common stock as of November 14, 2001: 12,602,733.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                             SEE ACCOMPANYING NOTES

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                            As at September 30, 2001

                                   (Unaudited)


                                     ASSETS
CURRENT
   Cash                                                             $   148,251
   GST recoverable                                                       13,278
   Prepaid expenses and deposits                                         15,142
                                                                    -----------
      Total current assets                                              176,671
PROPERTY AND EQUIPMENT                                                   59,373
INTELLECTUAL PROPERTY                                                    46,834
                                                                    -----------
                                                                    $   282,878
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
   Accounts payable                                                 $    18,195
   Accrued expenses and other                                            49,521
   Advances from related parties                                         63,410
   Convertible debenture                                                 61,508
                                                                    -----------
      Total liabilities (all current)                                   192,634
                                                                    -----------
MINORITY INTEREST                                                         4,410
                                                                    -----------

SHAREHOLDERS' EQUITY
COMMON STOCK, $0.001 par value,
   25,000,000 shares authorized
   12,602,733 shares issued and outstanding                              12,603
ADDITIONAL PAID-IN CAPITAL                                            3,847,272
ACCUMULATED OTHER COMPREHENSIVE LOSS                                    (21,493)
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (3,752,548)
                                                                    -----------
      Total shareholders' equity                                         85,834
                                                                    -----------
                                                                    $   282,878
                                                                    ===========


                                                          SEE ACCOMPANYING NOTES

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                         PERIOD FROM
                                                                                                        APRIL 1, 2000
                                        THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS     (INCEPTION)
                                            ENDED          ENDED           ENDED           ENDED           THROUGH
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            2001            2000           2001            2000             2001
                                        -------------   -------------   -------------   -------------   -------------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
OPERATING EXPENSES
   Research and development             $    239,281    $    404,711    $    451,277    $  1,104,995    $  2,588,516
   General and administrative                305,641          32,875         434,492          75,567         777,450
   Marketing and business development         22,205          31,697         138,163          39,754         367,967
   Depreciation                                6,167           1,433           8,922           2,867          14,690
                                        ------------    ------------    ------------    ------------    ------------
      Total operating expenses               573,294         470,716       1,032,854       1,223,183       3,748,623
                                        ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                        (573,294)       (470,716)     (1,032,854)     (1,223,183)     (3,748,623)
INTEREST EXPENSE                              (1,296)           --            (2,594)           --            (3,925)
                                        ------------    ------------    ------------    ------------    ------------
LOSS BEFORE MINORITY INTEREST               (574,590)       (470,716)     (1,035,448)     (1,223,183)     (3,752,548)
MINORITY INTEREST                             27,236          22,312          49,080          57,979         177,871
                                        ------------    ------------    ------------    ------------    ------------
NET LOSS                                    (547,354)       (448,404)       (986,368)     (1,165,204)     (3,574,677)

OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX:
     Foreign currency translation
     adjustments                              11,917         (34,859)         20,743         (39,380)        (21,493)
                                        ------------    ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                      $   (535,437)   $   (483,263)   $   (965,625)   $ (1,204,584)   $ (3,596,170)
                                        ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
   - BASIC AND DILUTED                  $      (0.04)   $      (0.04)   $      (0.08)   $      (0.09)   $      (0.28)
                                        ============    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED        12,602,733      12,602,733      12,602,733      12,602,733      12,602,733
                                        ============    ============    ============    ============    ============



                                                          SEE ACCOMPANYING NOTES

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         PERIOD FROM
                                                                                                        APRIL 1, 2000
                                                            SIX MONTHS ENDED     SIX MONTHS ENDED    (INCEPTION) THROUGH
                                                           SEPTEMBER 30, 2001   SEPTEMBER 30, 2000    SEPTEMBER 30, 2001
                                                           ------------------   ------------------   -------------------
                                                               (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                   $  (986,368)         $(1,165,204)         $(3,574,677)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Minority interest                                            (49,080)             (57,979)            (177,871)
     Depreciation                                                   8,922                2,867               14,690
     Common stock issued in exchange for legal
       services                                                     30,000                --                 30,000
     Compensation expense related to granting
       stock options and warrants                                  79,718              814,651            1,061,824
     (Increase) decrease in GST recoverable                         9,513              (19,082)             (13,818)
     (Increase) decrease in prepaid expenses and
       deposits                                                    29,337             (272,131)              48,253
     Increase (decrease) in accounts payable                      (15,030)             115,824               18,821
     Increase (decrease) in accrued expenses
        and other                                                  33,450               11,851               51,536
                                                              -----------          -----------          -----------
                                                                 (859,538)            (569,203)          (2,541,242)
                                                              -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                         932,135            1,312,570            2,801,770
   (Increase) decrease in receivable from sale of
     common stock                                                    --                (22,525)                --
   Advances from related parties                                     --                 67,685               67,685
                                                              -----------          -----------          -----------
                                                                  932,135            1,357,730            2,869,455
                                                              -----------          -----------          -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                             (41,192)             (19,479)             (76,480)
   Purchase of intellectual property                              (14,711)             (20,171)             (48,740)
                                                              -----------          -----------          -----------
                                                                  (55,903)             (39,650)            (125,220)
                                                              -----------          -----------          -----------
EFFECT OF EXCHANGE RATE ON CASH                                    (9,028)             (37,410)             (54,742)
                                                              -----------          -----------          -----------
INCREASE IN CASH                                                    7,666              711,467              148,251

CASH, beginning of period                                         140,585                 --                   --
                                                              -----------          -----------          -----------
CASH, end of period                                           $   148,251          $   711,467          $   148,251
                                                              ===========          ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES: Issuance of convertible
debenture as prepayment of rent                               $                    $                    $    64,757
                                                              ===========          ===========          ===========


                                                          SEE ACCOMPANYING NOTES

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BACKGROUND, REVERSE ACQUISITION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS

          BACKGROUND:


          Business Plan Exchange, Inc. (the Company) through its majority-owned subsidiary, Javien, Inc. was formed for the purpose of developing software and other intellectual property which is designed to facilitate a new economy of virtual-world based consumers and producers.


          The first product being developed by the Company for commercialization is Micropay, which is based on existing Internet protocols. Micropay is an e-commerce infrastructure for real-time micro-value transactions.

          REVERSE ACQUISITION:

          On September 5, 2001, Javien, Inc.'s ("Javien") principal shareholders sold to the Company all of their shares of Javien, representing over 95% of all of the issued and outstanding shares of Javien, in exchange for 11,431,200 newly issued post-reverse split shares of voting common stock of the Company.

          The transaction is accounted for as a reverse acquisition of the Company by Javien, since the shareholders of Javien own approximately 91.4% of the post acquisition common shares of the consolidated entity immediately after the completion of the transaction. Under reverse acquisition accounting, Javien has been identified as the acquiror for accounting purposes, the consolidated entity is considered to be a continuation of Javien with the Company consolidated from the date of completion of the transaction, and the pre-transaction financial position, results of operations and cash flows of the consolidated entity are those of Javien.

          At the date of the acquisition, the Company was a "blank check" company, as defined by the Securities and Exchange Commission, and, at September 30, 2001, contained no assets and had liabilities of $2,813, had generated no revenues since inception and had incurred expenses of only $171,115 since its inception on March 17, 1999.

          Pursuant to the reverse acquisition, the Company issued 100,000 shares of common stock in exchange for legal services received in connection with the acquisition. The Company recorded the common stock at $30,000, its estimated fair value.

          The Company intends to change its name to Javien, Inc.

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BACKGROUND, REVERSE ACQUISITION, BASIS OF PRESENTATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED)

          BASIS OF PRESENTATION:


          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          These unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, operations and cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (which include normal recurring adjustments) for a fair presentation of the financial statements have been included. Results for interim periods are not necessarily indicative of results expected for the year.

          These financial statements should be read in conjunction with the financial statements and related notes of the Company, which are included in the Company's Annual Report on form 10-KSB, and the financial statements and related notes of Javien, Inc. for the year ended March 31, 2001 included in the Company's Form 8-K/A, filed in November 2001.

          GOING CONCERN AND MANAGEMENT'S PLANS:

          The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is a development stage company and has a limited operating history. The Company has incurred an accumulated deficit in the amount of $3,752,548 for the period from April 1, 2000 (inception) through September 30, 2001 and has not commenced formal operations. The Company's current activities relate primarily to the development of commercial software and other intellectual property applications for the Internet, which will require additional financing for product launching. In addition, there is no assurance that commercially successful products will be developed and that the Company will achieve a profitable level of operations.

          These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company by unable to continue as a going concern. The Company has developed plans to address the Company's current cash flow concerns as discussed below.

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GOING CONCERN AND MANAGEMENT'S PLANS: (Continued)


          Management's plans with regard to these conditions include the possibility of raising working capital and other funds through exploring opportunities for other debt or equity financing (including private offerings or additional related party advances). The Company's ability to continue as a going concern is dependent on its ability to successfully obtain the funds necessary to sustain operations. However, the successful completion of these plans cannot presently be assured.

          SOFTWARE DEVELOPMENT:

          The Company is engaged in the development of software in the design and development of its current suite of software programs for focused interactivity on the Internet. The Company expenses all preliminary stage costs associated with its software development as research and development expense, intends to capitalize application development costs (excluding training and data conversion) and will expense all operating costs after preliminary and development stages are complete.

          FOREIGN CURRENCY TRANSLATION:

          The financial statements of the Company are presented in United States dollars; however underlying transactions are measured using the local currency (Canadian dollar) (CAD) as the functional currency. Assets and liabilities of the Company are translated into U. S. dollars at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income
          (loss), included as a separate item in shareholders' equity.

          FOREIGN CURRENCY TRANSACTIONS:

          Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the three and six months ended September 30, 2001 (unaudited), the period from April 1, 2000 (inception) through September 30, 2001 (unaudited).

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          USE OF ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates.

          RISK CONSIDERATIONS:

          The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors, dependence on key personnel, and limited operating history.

          INTERNATIONAL OPERATIONS:

          The Company's operations are located in Canada. The Company's transactions are conducted in currencies other than the U.S. dollar (the currency into which the historical financial statements have been translated) primarily the Canadian dollar. As a result, the Company is exposed to adverse movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                          BUSINESS PLAN EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  LOSS PER SHARE OF COMMON STOCK

          Basic loss per share is computed based on the weighted-average common shares outstanding (plus shares committed to be issued) during the period.

          Diluted loss per share is computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of conversion features of convertible preferred stock and outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share as they were anti-dilutive during the periods shown.

          Weighted-average common shares outstanding are assumed to be 12,602,733 (the number of shares outstanding after the reverse acquisition transaction) for all periods presented.

NOTE 4 -  SEGMENT INFORMATION

          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting and disclosure of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

          Management has determined that the Company operates in one dominant, operating segment that involves research, development and commercialization of products and services relating to next level Internet infrastructure. Substantially all of the Company's assets and employees are located in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD - LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Business Plan Exchange, Inc ("BPX"). The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes, the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, the 8K filed September 10, 2001 and the 8K/A filed November 16, 2001 relating to the acquisition of Javien, Inc.

The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

OVERVIEW

Business Plan Exchange, Inc. (the "Company"), was organized in March 1999 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized. The Company was a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity.

The Company voluntarily reported with the Securities and Exchange Commission in order to make information concerning itself readily available to the public. Management believed that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believed that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. The Company had no operating history.

On September 5, 2001, the Company acquired 27,140,000 shares of common stock, $1.00 par value, of Javien Inc., (hereinafter "Javien") a company incorporated under the laws of the Bahamas. The acquisition was consummated by the execution of an Acquisition Agreement dated September 7, 2001. The shares acquired by the Company represented over ninety-five (95%) percent of all of Javien's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the Javien common shares was 11,431,200 post-reverse split shares of common voting stock of the Company, par value $0.001. These shares were issued to the sellers of the Javien shares following a 1 for 3 reverse split of the voting common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of Javien now control the Company and hold approximately 91.4% of the outstanding shares of common stock of the Company. The Company plans to file a Certificate of Amendment to change the name of the Company to Javien, Inc. and the Company has adopted Javien's year for financial reporting purposes.

At the time of the acquisition of Javien, Mr. Shane Henty Sutton and David Sutton resigned as directors of the Company and were replaced by Mr. Richard Wolfli, and Mr. Karel Komarek. The resigning directors had no disagreement with the Company and have resigned as a normal course of change of control. Mr. Peter Moulinos remains as a director of the Company.

Mr. Wolfli is the Chairman and CEO of Javien and has been appointed to those positions with the Company. Mr. Komarek was the largest shareholder of Javien. Mr. Wolfli has 17 years experience as a principle of oil and gas exploration, engineering consulting, and technology companies. Mr. Komarek has 11 years experience as a principle of natural gas transportation, technology, and media companies.

Javien has developed the Javien economy micro-payment system, a unique concept, strategy, and technology to enable a new layer of micro-economic activity. Javien's product suite includes a secure, efficient micropayment system where buyers and sellers are able to keep their accounts at a central secure server. Digital information or services merchants will operate a program called Javien StoreFront that will allow them to charge very small fees for content (down to $0.01 cent). The payment of these fees is facilitated by the Javien Account Manager program that is installed on buyer's machines. Transactions handled by the micropay system will be instantaneous and secure.

Javien's micropay system will allow for transactions of digital content with no waiting for credit approval and no risk of fraud to either the buyer or seller. The micropay system is augmented with powerful tools and features required to effectively and efficiently complete the buying process: single sign-on, an automated irrefutable identification process for buyers and sellers, complete account management systems, and a receipt management system. Using the foregoing, merchants are now empowered to charge any visiting customer on a pay-per-click, zone-pass, time-pass, or mini-subscription basis. The combination of these services and functionality with near to zero implementation cost for merchants and customers is unique.

Javien's services provide value to key customer groups: people who want to access high quality content on the Internet and sellers who need to develop revenue from their investment in digital content.

The design and testing of the micropay system is complete and Javien has filed a U.S. patent application on its technology and systems with the U.S. Patent and Trademark Office in May 2000 and has extended this with filings with Patent Treaty Countries. The company has also recently filed two additional technology patents in the US.

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000.

The Company is a development stage company and has no revenue. Operating Expenses for the three-month period ended September 30, 2001 were $573,294 as compared to $470,715 for the same period in 2000. The increase in operating expenses is due to an increase in general and administrative expenses relates to the increased travel costs and fees paid for finding and completing the transaction between the Company and Javien.

In the six months ending September 30, 2001 the company expended $451,277 on research and development as compared with $1,104,995 for the six months ending September 30, 2000.

On September 30, 2001, the Company had 17 employees and 7 contractors. Due to a recent financing being delayed, the Company has downsized and as of November 15, 2001, there are 5 employees. Management continues to carefully monitor all areas of business and will seek new opportunities to improve operational efficiency and reduce operating costs during the start up phase while at the same time, increasing revenue.

During the quarter ending September 30, 2001, the Company incurred losses of $547,354 compared to $448,404 in the same period of 2000.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $148,251 at September 30, 2001. The Company is seeking bridge and longer term equity financing to fund the further improvement of the micropay system, for the marketing of the Company's products and for working capital purposes. The Company's ability to continue as a going concern is dependent on its ability to successfully obtain the funds necessary to sustain operations. The Company's success in obtaining additional financing cannot presently be assured. For additional commentary see - Notes to Consolidated Financial Statements - Note 1 "Going concern and management's plans."

To proceed with it's business plan, the company requires additional financing. Whether the company can meet its working capital requirements depends on the foregoing and the company's cash management strategies that result. R&D over the next interim will be minimal and focusing primarily on improving features of the existing commercial products. No material sale of equipment is envisioned for the company. The company will be reorganizing it's workforce from employing largely R&D staff to marketing, implementation, and sales staff. Also the company continues to consider relocating from Calgary to a US based head office. A move to the US would likely accentuate the change of a large percentage of the current R&D staff.

The independent auditors' report on Javien's financial statements as of March 31, 2001, and for the period from April 1, 2000 (inception) through March 31, 2001 includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 of the audited financial statements of Javien, Inc. contained in the Form 8-K/A filed in connection with the BPX/Javien transaction described above.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 5, 2001, the Company acquired 27,140,000 shares of common stock, $1.00 par value, of Javien Inc., (hereinafter "Javien") a company incorporated under the laws of the Bahamas. The acquisition was consummated by the execution of an Acquisition Agreement dated September 7, 2001. The shares acquired by the Company represented over ninety-five (95%) percent of all of Javien's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the Javien common shares was 11,431,200 post-reverse split shares of common voting stock of the Company, par value $0.001. These shares were issued to the sellers of the Javien shares following a 1 for 3 reverse split of the voting common stock of the Company on September 7, 2001.

On September 8, 2001, in connection with the acquisition of Javien, the Company issued 100,000 for services rendered.

The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.  OTHER INFORMATION

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



(A)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT ON
         FORM 10-Q.

3.1.1 Articles of Incorporation of Business Plan Exchange, Inc. a Delaware corporation (1)

3.2      Bylaws of Business Plan Exchange, Inc. (1)

10.0 Acquisition Agreement dated, September 5, 2001, between and among Business Plan Exchange, Inc., the persons listed on Exhibit "A" defined as the Sellers. (2)

------------

(1) Incorporated by reference to Exhibit 3 of the Company's Form 10KSB, filed with the SEC on August 9, 2001.

(2) Incorporated by reference to Exhibit 10 of the Company's Form 8K, filed with the SEC on September 10, 2001.


(B) THE FOLLOWING CURRENT REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT:

         The Company filed a report on Form 8-K, on September 10, 2001, disclosing the acquisition of Javien Inc. by the Company and the resulting change in control of the Company.

         The Company filed a report on Form 8-K/A, on November 16, 2001, disclosing the consolidated financials of the acquired companies Javien, Inc. and its subsidiary for the period from April 1, 2000 through March 31, 2001, the three month ended June 30, 2001 (unaudited), the three months ended June 30, 2000 (unaudited) and the period from April 1, 2000 through June 30, 2000 (unaudited).


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November, 2001.



                                            BUSINESS PLAN EXCHANGE, INC.
Date:  November 19, 2001


                                            By:   /s/ Richard Wolfli
                                               ------------------------
                                               Richard Wolfli, P.Eng.
                                               CEO and Chairman of the Board