Form 10QSB
period 2001-12-31
BUSINESS PLAN EXCHANGE INC
filed 2002-02-19
CIK 1082519

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended December 31, 2001

                              OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from     to

                Commission File Number 000-26859

                         JAVIEN, INC.
   (Exact name of registrant as specified in its charter)

      Delaware                                  13-4067173
 State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization               Identification No.)


              1013 17th Avenue SW, Suite 200,
                  Calgary, Alberta T2T 0A7
      (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which
                                         registered
        None                                None

  Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $001 per share
                     (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____


   Number of shares outstanding of the registrant's class of common stock as of January 31, 2002: 12,602,733.

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          JAVIEN, INC.
             (formerly Business Plan Exchange, Inc.)
                (A Development Stage Company)

                   Consolidated Balance Sheet

                       December 31, 2001

                          (Unaudited)

                            Assets
Current assets:
 Cash                                        $  9,498
 GST recoverable                                7,540
 Prepaid expenses and deposits                  3,012
Total current assets                           20,050
Property and equipment                         52,793
Intellectual property                          46,435
Total assets                                 $119,278

   Liabilities and Shareholders' Equity
                 (Deficit)
Current liabilities:
 Accounts payable                            $ 89,843
 Accrued expenses and other                    40,951
 Advances from related parties                103,736
 Convertible debenture                         60,984
Total liabilities (all current)               295,514

Shareholders' equity (deficit):
Common stock, $0.001 par value,
 25,000,000 shares authorized
 12,602,733 shares issued and outstanding      12,603
Additional paid-in capital                  3,847,272
Accumulated other comprehensive loss          (24,271)
Deficit  accumulated during the development
stage                                      (4,011,840)
Total shareholders' equity (deficit)         (176,236)

                                             $119,278

                         JAVIEN, INC.
            (formerly Business Plan Exchange, Inc.)
                 (A Development Stage Company)

  Consolidated Statements of Operations and Comprehensive Loss


                                                              Period     Period
                                                                from       from
                            Three      Three       Nine     April 1,   April 1,
                           months     months      months        2000       2000
                            ended      ended       ended    (incepti   (incepti
                         December   December    December         on)        on)
                         31, 2001   31, 2000    31, 2001     through    through
                                                            December   December
                                                            31, 2000   31, 2001
                         (Unaudit   (Unaudit  (  Unaudit    (Unaudit   (Unaudit
                              ed)        ed)         ed)         ed)        ed)
Operating expenses:
 Research and development $66,884   $690,696    $518,161  $1,795,691  $2,655,400
 General and admin        158,847     36,483     593,339     112,050     936,297
 Marketing and business    30,663    127,164     168,826     166,918     398,630
  development
 Depreciation               6,044      1,391      14,966       4,258      20,734
 Total operating
  expenses                262,438    855,734   1,295,292   2,078,917   4,011,061

Loss from operations     (262,438)  (855,734) (1,295,292) (2,078,917)(4,011,061)

Interest expense           (1,264)                (3,858)                (5,189)

Loss   before  minority  (263,702)  (855,734) (1,299,150) (2,078,917)(4,016,250)
interest

Minority interest           4,410     40,562      53,490      98,541     182,281

Net loss                 (259,292)  (815,172) (1,245,660) (1,980,376)(3,833,969)


Other comprehensive income (loss):
 Foreign currency
 translation adjustments   (2,778)     1,279      17,965     (38,101)   (24,271)


Comprehensive loss ($)   (262,070)  (813,893) (1,227,695) (2,018,477)(3,858,240)


Net loss per common share
 - basic and diluted       $(0.02)    $(0.06)     $(0.10)     $(0.16)    $(0.30)


Weighted average common shares outstanding
- basic and diluted    12,602,733 12,602,733  12,602,733  12,602,733  12,602,733


                              JAVIEN, INC.
                 (formerly Business Plan Exchange, Inc.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows

                                              Period from    Period from
                                               April 1,       April 1,
                                    Nine         2000           2000
                                   months     (inception)    (inception)
                                   ended        through        through
                                  December     December       December
                                  31, 2001     31, 2000       31, 2001
                                 (Unaudited   (Unaudited)    (Unaudited)
Cash  flows  used in  operating
activities:
 Net loss                        $(1,245,660) $(1,980,376) $(3,833,969)

  Adjustments to reconcile net
  loss to net cash used in operating
  activities:

    Minority interest                (53,490)     (98,541)    (182,281)
    Depreciation                      14,966        4,258       20,734
    Common stock issued for legal     30,000                    30,000
      services
    Stock options and warrants
      granted for compensation        79,718      926,091    1,061,824
   (Increase) decrease  in  GST
      recoverable                     15,464      (33,667)      (7,867)
   (Increase)   decrease   in
      prepaid expenses                41,573     (295,536)      60,489
      and deposits
   Increase in accounts payable       59,771       36,474       93,622
   Increase in accrued expenses       24,643       19,112       42,729
     and other

                                  (1,033,015)  (1,422,185)  (2,714,719)


Cash flows used in  investing activities:

   Purchases  of  property  and
     equipment                       (40,745)     (29,192)     (76,033)
   Purchases   of  intellectual
     property                        (14,711)     (25,413)     (48,740)

                                     (55,456)     (54,605)    (124,773)


Cash flows from financing activities:

   Proceeds from issuance of
     common stock                    932,135    1,869,635    2,801,770
 Advances from related parties        41,123       67,685      108,808

                                     973,258    1,937,320    2,910,578


Effect of exchange rate on cash      (15,874)     (38,292)     (61,588)


Increase (decrease) in cash         (131,087)     422,238        9,498

Cash, beginning of period            140,585

Cash, end of period                  $ 9,498    $ 422,238      $ 9,498



Supplemental disclosure of non-cash investing and financing activities:

Issuance of convertible debenture
  as prepayment for rent                                      $ 64,757



                         JAVIEN, INC.
            (formerly Business Plan Exchange, Inc.)
                  (A Development Stage Company)
           Notes to Consolidated Financial Statements


Note 1 - Background, Basis of Presentation, Going Concern and
        Management's Plans

Background

Javien, Inc., formerly Business Plan Exchange, Inc. (the "Company") through its majority-owned subsidiaries, has the purpose of developing software and other intellectual property which is designed to facilitate a new economy of virtual-world based consumers and producers. The first product being developed by the Company for commercialization is "Micropay", which is based on existing Internet protocols. Micropay
is   an  e-commerce  infrastructure  system  for  real-time
micro-value transactions.


Reverse acquisition

Effective September 5, 2001, the principal shareholders of a company called Javien Inc. ("Javien") sold to the Company all of their shares of Javien, representing over 95% of all of the issued and outstanding shares of Javien, in exchange for 11,431,200 newly issued post-reverse split shares of voting common stock of the Company.

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



Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During the three and nine months ended December 31, 2001, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the shareholders' equity (deficit) of the subsidiaries by approximately $8,000. As a result, the excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's December 31, 2001 balance sheet.

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


Going concern and management's plans

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is a development stage company and has a limited operating history. The Company has incurred an accumulated deficit in the amount of $4,003,620 for the period from April 1, 2000 (inception) through December 31, 2001 (the development stage) and has only recently commenced formal operations. The Company's current activities relate primarily to the development and sale of commercial software and other intellectual property applications for the Internet, which will require additional financing for product launching. In addition, there is no assurance that commercially successful products will be developed or that the Company will achieve a profitable level of operations.

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

Management's  plans  with  regard  to  these  conditions
include   the possibility of raising working capital and other
funds through exploring opportunities for other debt or equity financing (including private offerings or additional related party advances). The Company's ability to continue as a going concern is dependent on its ability to successfully obtain the funds necessary to sustain operations. However, the successful completion of these plans cannot be assured as of the end of the quarter.


Note 2 -  Summary of Significant Accounting Policies

Software development

The Company is engaged in the development and sale of software programs for focused micro-financial interactivity on the Internet. The Company expenses all preliminary stage costs associated with its software development as research and development expense, intends to capitalize application development costs (excluding training and data conversion) and will expense all operating costs for completed preliminary and development stages.


Foreign currency translation

The financial statements of the Company are presented in United States dollars; however underlying transactions are measured using the local currency (Canadian dollar) (CAD) as the functional currency. Assets and liabilities of the Company are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.


Foreign currency transaction

Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency transaction gains and losses were not significant during the three and six months ended December 31, 2001 (unaudited), the period from April 1, 2000 (inception) through December 31, 2001 (unaudited).


Use of estimates

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


Risk considerations

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological
change,  dependence on principal   products   and   third   party
 technology, new product introductions, the ability to raise operational funding and generate revenue and other activities
of  competitors, dependence   on  key personnel, and limited
operating history.


International operations

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


Note 3 - Loss Per Share of Common Stock (continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATION

Forward - Looking Statements

This   quarterly   report   on  Form  10-QSB  includes
forward-looking statements.   All  statements, other than
statements of historical  fact made  in  this Quarterly Report on
Form 10-QSB are forward-looking.   In particular,  the
statements herein regarding industry prospects and future results of operation or financial position are forward-looking
statements.   Forward-looking  statements reflect  management's
current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results may differ significantly from management's expectations.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes, the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, the 8K filed September 10, 2001 and the 8K/A filed November 16, 2001 relating to the acquisition of Javien, Inc. and the Form 10-QSB filed November 16, 2001.

The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.


Overview

Effective September 5, 2001, the Company ceased to be a "blank check" company when it acquired 27,140,000 shares of common stock, $1.00 par value, of Javien Inc., (hereinafter "Javien") a company incorporated under the laws of the Bahamas. The acquisition was consummated by the execution of an Acquisition Agreement dated September 7, 2001. The shares acquired by the Company represented over ninety-five (95%) percent of all of Javien's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the Javien common shares was 11,431,200 post-reverse split shares of common voting stock of the Company, par value $0.001. These shares were issued to the sellers of the Javien shares following a 1 for 3 reverse split of the voting common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of Javien now control the Company and hold approximately 91.4% of the outstanding shares of common stock of the Company. The Company's shareholders voted to change the name of the Company to Javien, Inc. on November 30, 2001. The formal filing of the change of name is in the process of being made. The Company has adopted Javien's
March 31 year-end for financial reporting purposes.

At the time of the acquisition of Javien, Mr. Shane Henty Sutton and Mr. David Sutton resigned as directors of the Company and were replaced by Mr. Richard Wolfli, and Mr. Karel Komarek as directors. The resigning directors had no disagreement with the Company and resigned in the normal course of a change of control. As of December 31, 2001, Mr. Peter Moulinos, who served as a director prior to the Javien acquisition transaction, remained a director of the Company. He subsequently resigned on January 9, 2002 and had no disagreement with the Company and resigned in the normal course of a change of control.

Mr. Wolfli, the Chairman and CEO of Javien, has been appointed to those positions with the Company. Mr. Komarek was the largest shareholder of Javien. Mr. Wolfli has 17 years experience as a principal of oil and gas exploration, engineering consulting, and technology companies. Mr. Komarek has 11 years
experience  as  a  principal  of  natural   gas transportation,
technology, and media companies.

The Company has developed an Internet-based micro-payment system, a unique concept, strategy, and technology to enable a new layer of micro-economic activity within the World Wide Web. The Company's product suite includes a secure, efficient micropayment system where buyers and sellers are able to keep their accounts at a central secure server. Digital information or services merchants will operate a program called Javien StoreFront that will allow them to charge very small fees for content (down to $0.01 cent). Since the Company's last quarterly report, significant improvements have been made to the Company's Micropay system. Most notably is that an end user no longer has to download a software module to make payments over the Internet. Transactions handled by the Micropay system should, in all cases in which the merchant and end user are utilizing the Company's software, be instantaneous and secure.

The Company's Micropay system will allow for transactions of digital content with no waiting for credit approval and no risk of fraud to either the buyer or seller. The Company's Micropay system can be augmented with other powerful software tools and features developed by the Company that enhance the buying process: single sign-on, an automated irrefutable identification process for buyers and sellers, complete account management systems, and a receipt management system. Using the foregoing, merchants will be empowered to charge any visiting customer on a pay-per-click, zone-pass, time-pass, or mini-subscription basis. Management believes that the
combination of these  services  and the   functionality  of  the
Company's  software  with  near  to   zero implementation cost
for merchants and customers is unique.

Management believes that the Company's services provide value to key customer groups: people who want to access high quality content on the Internet and sellers who need to develop revenue from their investment in digital content.

The design and testing of the Micropay core system is complete and Javien has filed a U.S. patent application on its technology and systems with the U.S. Patent and Trademark Office in May 2000 and has extended this with filings with Patent Treaty Countries. Javien has also recently filed two additional technology patents in the US.

Management believes that the Internet industry is now rapidly maturing from an all-free medium to a pay-per-use medium. Most on-line ventures appear to be in a forced transition to act more like real world businesses, i.e. they must generate revenue and make profits. The Company believes that the Internet is not about the exchange of information; it is about the ease and speed in which one can buy information. The Company is well positioned to take advantage of this perceived trend by providing a method whereby visitors to Internet websites can quickly and securely pay for content on a pay-per-use basis. Management feels that the Company has the best product currently available that allows online vendors to charge customers in transaction sizes below $0.50.



 Results of operations for the Quarter ended December 31, 2001 compared to the Quarter ended December 31, 2000 and for the nine month period ended December 31, 2001 compared to the nine month period ended December 31, 2000.

The Company is development stage company and has generated no revenue. Operating expenses for the three-month period ended December 31, 2001 were $262,438 as compared to $855,734 for the same period in 2000. Operating expenses for the nine-month period ended December 31, 2001 were $1,295,292 as compared to $2,078,917 for the same period in 2000. The decrease in operating expenses is due to the Company's transition from research and development to marketing and operation of its products and services.

In the quarter ended December 31, 2001, the Company expended $66,884 on research and development as compared with $690,696 for the three months ending December 31, 2000. In the nine months ended December 31, 2001 the Company expended $518,161 as compared with $1,795,691 for the same nine months in 2000.

On  December  31,  2001,  the  Company had  three  employees  and
three contractors.   The  downsizing  of staff  from  the  prior
quarter was planned. However, staff reductions were somewhat accelerated due to financial constraints. Management of the Company remains committed to raising additional funds through either debt or equity financings (or some hybrid of the two) and to limiting ongoing operational expenses until sufficient funds are available to expand the business. Management continues to carefully monitor all areas of the Company's business and seeks to tightly control operating and general and administrative costs and to focus on generating revenue.

During the quarter ended December 31, 2001, the Company incurred a net loss of $259,292 compared to $815,172 in the same period of 2000. During the nine months ended December 31, 2001, the Company incurred a net loss of $1,245,660 compared to $1,980,376 in the same nine-month period ended December 31 2000. This is also due to the transition of the Company from a research and development stage entity into an active business.


 Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of March 31, 2001, and for the period from April 1, 2000 (inception) through March 31, 2001 includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note
1 of the audited financial statements of Javien, Inc. contained in the Form 8-K/A filed in connection with the BPX/Javien transaction described above.

The Company had cash and cash equivalents of $9,498 at December 31, 2001. In February, 2002 approximately $20,000 trade payables were settled by shareholders of the Company on behalf of the Company in anticipation of further financing being made available. As previously mentioned, the Company is seeking longer term equity or debt financing to fund the minor improvements of the Micropay system, for the marketing of the
Company's  products  and  for working  capital  purposes.   The
Company's  ability to continue as a going concern is  dependent
on  its ability   to   successfully  obtain  the  funds
necessary  to   sustain operations.  Management remains confident
that additional financing will be sourced prior to the Company's current fiscal resources being exhausted but cannot assure that such additional financing will be secured. Failure to secure additional funding, either through debt or equity financing or expansion of revenues, would have a materially adverse impact on the Company's operations. For additional commentary see - Notes to Consolidated Financial Statements - Note 1 "Going concern and management's plans."

                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item  6.  Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Annual Report on Form 10-QSB.

          3.1.1  Articles of Incorporation of Business Plan
           Exchange, Inc. a  Delaware corporation (1)

          3.2  Bylaws of Business Plan Exchange, Inc.  (1)

          10.0 Acquisition Agreement dated, September 5, 2001, between and among Business Plan Exchange, Inc., the persons listed on Exhibit "A" defined as the Sellers. (2)

  ____________
     (1)  Incorporated by reference to Exhibit 3 of the Company's
Form 10-KSB, filed with the SEC on August 9, 2001.
     (2)  Incorporated by reference to Exhibit 10 of the
Company's Form 8-K, filed with the SEC on September 10, 2001.
 ____________

          (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

          The Company filed a report on Form 8-K/A, on November 16, 2001, providing the consolidated financials of Javien, Inc. and its subsidiary for the period from April 1, 2000 through March 31, 2001, the three month ended June
30,   2001 (unaudited), the three months ended June 30, 2000
(unaudited) and  the  period  from  April 1, 2000 through  June
30,  2001 (unaudited).

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2002.


                                        JAVIEN, INC.
Date:  February 19, 2002


                            By:    /s/ Richard Wolfli
                                   Richard Wolfli, P.Eng.
                                   CEO and Chairman of the Board